Form 10-Q
period 2026-09-30
Osprey Acquisition Corp. III
filed 2026-11-06
CIK 2113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, there were 30,762,000 Class A ordinary shares, $0.0001 par value and 10,254,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OSPREY ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 27, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 27, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 27, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSPREY ACQUISITION CORP. III

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash	$1,221,617
Prepaid expenses and insurance	154,356
Total Current Assets	1,375,973
Long-term prepaid insurance	90,911
Cash and securities held in Trust Account	302,719,684
Total Assets	$304,186,568

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000
Accrued expenses	63,598
Total Current Liabilities	138,598
Deferred underwriting fee	12,789,000
Total Liabilities	12,927,598

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,015,000 shares at redemption value of $10.09 per share	302,719,684

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 747,000 shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption)	75
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,254,000 shares issued and outstanding	1,025
Additional paid-in capital	—
Accumulated deficit	(11,461,814)
Total Shareholders’ Deficit	(11,460,714)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$304,186,568

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 27, 2026 (Inception) Through September 30,
	2026	2026
General and administrative costs	$271,302	$380,572
Loss from operations	(271,302)	(380,572)

Other income:
Interest earned on cash and securities held in Trust Account	2,569,684	2,569,684
Total other income	2,569,684	2,569,684

Net income	$2,298,382	$2,189,112

Basic and diluted weighted average shares outstanding, Class A ordinary shares	30,427,630	11,333,368

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.11

Basic weighted average shares outstanding, Class B ordinary shares (1)(2)	10,239,815	9,429,789

Basic net income per share, Class B ordinary shares	$0.06	$0.11

Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	10,254,000	9,435,073

Diluted net income per share, Class B ordinary shares	$0.06	$0.11

(1)	For the period prior to July 2, 2026, excludes an aggregate of up to 1,305,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

(2)	On July 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,305,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 27, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,254,000	1,025	23,975	—	25,000

Net loss	—	—	—	—	—	(47,598)	(47,598)

Balance – March 31, 2026	—	—	10,254,000	1,025	23,975	(47,598)	(22,598)

Net loss	—	—	—	—	—	(61,672)	(61,672)

Balance – June 30, 2026	—	—	10,254,000	1,025	23,975	(109,270)	(84,270)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,361,021)	(13,650,926)	(26,011,947)

Sale of 747,000 Private Placement Units	747,000	75	—	—	7,469,925	—	7,470,000

Fair value of Public Warrants at issuance	—	—	—	—	5,202,600	—	5,202,600

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(335,479)	—	(335,479)

Net income	—	—	—	—	—	2,298,382	2,298,382

Balance – September 30, 2026	747,000	$75	10,254,000	$1,025	$—	$(11,461,814)	$(11,460,714)

(1)	Includes an aggregate of up to 1,305,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,305,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,189,112
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note - related party	7,398
Payment of general and administrative costs through issuance of Class B ordinary shares	10,000
Payment of general and administrative costs through advances from related party	1,934
Interest earned on cash and securities held in Trust Account	(2,569,684)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(154,356)
Long-term prepaid insurance	(90,911)
Accounts payable and accrued expenses	63,598
Net cash used in operating activities	(542,909)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,930,000
Proceeds from sale of Private Placement Units	7,470,000
Proceeds from promissory note - related party	164,580
Repayment of promissory note - related party	(175,000)
Repayment of advances from related party	(1,934)
Payment of offering costs	(473,120)
Net cash provided by financing activities	301,914,526

Net Change in Cash	1,221,617
Cash – Beginning of period	—
Cash – End of period	$1,221,617

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$15,000
Deferred offering costs paid through promissory note - related party	$3,022
Deferred underwriting fee payable	$12,789,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from January 27, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Osprey Acquisition Sponsor III, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2026. On July 2, 2026, the Company consummated the Initial Public Offering of 30,015,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,915,000 Units, at $10.00 per Unit, generating gross proceeds of $300,150,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Transaction costs amounted to $18,575,142, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $566,142 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on July 2, 2026, an amount of $300,150,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less permitted withdrawals)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described in the Company’s amended and restated memorandum and articles of association. The Company will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible excise or similar taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company, prior to the release of such funds from the Trust Account upon the initial Business Combination. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 9, 2026. The interim results for the three months ended September 30, 2026 and for the period from January 27, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $300,000, under which $175,000 was borrowed, and advances from a related party (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account. In addition, the Company may fund its working capital requirements through permitted withdrawals of interest earned on the funds held in the Trust Account, subject to an annual limit of $250,000 (with an overall limit of $500,000) (see Note 1 and “Class A Ordinary Shares Subject to Possible Redemption” below). As of September 30, 2026, the Company had not made any permitted withdrawals from the Trust Account. As of September 30, 2026, the Company had $1,221,617 in cash and a working capital surplus of $1,237,375.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,221,617 in cash and no cash equivalents as of September 30, 2026.

Cash and Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $302,719,684, were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheet at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit as the warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Public Shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(5,202,600)
Public Shares issuance cost	(18,239,663)
Plus:
Remeasurement of carrying value to redemption value	23,442,263
Class A ordinary shares subject to possible redemption, July 2, 2026	300,150,000
Plus:
Remeasurement of carrying value to redemption value	2,569,684
Class A ordinary shares subject to possible redemption, September 30, 2026	$302,719,684

In accordance with the terms of the Trust Account, the Company may withdraw interest earned on the funds held in the Trust Account to fund its working capital requirements, subject to an annual limit of $250,000 (with an overall limit of $500,000), and to pay its taxes, other than excise taxes, if any (such amounts in the aggregate, “permitted withdrawals”). Permitted withdrawals may only be made from interest earned on the funds held in the Trust Account and not from the principal held in the Trust Account. In addition, in the event of the Company’s liquidation, up to $100,000 of interest earned on the funds held in the Trust Account may be released to the Company to pay dissolution expenses. Amounts payable to public shareholders upon redemption are net of permitted withdrawals. As of September 30, 2026, the Company had not made any permitted withdrawals from the Trust Account, and the Class A ordinary shares subject to possible redemption are presented at the full amount held in the Trust Account of $302,719,684.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Upon review of the warrant agreement, dated June 30, 2026, between the Company and Continental Stock Transfer & Trust Company, management concluded that the Public Warrants and Private Placement Warrants qualify for equity classification and recorded them in additional paid-in capital at their assigned values. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified in equity in accordance with ASC 480 and ASC 815. As of September 30, 2026, there were 10,254,000 warrants outstanding.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares based on the weighted average number of ordinary shares of each class outstanding for the period.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Period from January 27, 2026 (Inception) Through September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,719,663	$578,719	$1,194,906	$994,206
Denominator:
Basic weighted average ordinary shares outstanding	30,427,630	10,239,815	11,333,368	9,429,789
Basic net income per ordinary share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended September 30,		For the Period from January 27, 2026 (Inception) Through September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,719,064	$579,318	$1,194,602	$994,510
Denominator:
Diluted weighted average ordinary shares outstanding	30,427,630	10,254,000	11,333,368	9,435,073
Diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires public entities, including entities with a single reportable segment, to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and how the CODM uses the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has applied ASU 2023-07 since its inception. See Note 9 for the related disclosures.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disaggregated information in the income tax rate reconciliation and expanded disclosures of income taxes paid, among other requirements. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and the Company will provide the required disclosures in its annual financial statements for the year ending December 31, 2026. Because the Company is an exempted Cayman Islands company that is presently not subject to income taxes, ASU 2023-09 is not expected to have a material impact on the Company’s financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in each relevant expense caption. ASU 2024-03, as clarified by ASU 2025-01, is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 affects disclosures only. The Company is currently evaluating its impact on the disclosure of general and administrative costs and does not expect it to affect its financial position or results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of September 30, 2026, there were 10,254,000 warrants outstanding including 10,005,000 Public Warrants and 249,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the Initial Public Offering, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

The Private Placement Units are identical to the Units sold in the Initial Public Offering, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees. The Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Note 5 — Related Party Transactions

Founder Shares

On February 2, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s expenses, for which the Company issued 10,279,000 founder shares to the Sponsor. On May 1, 2026, the Sponsor forfeited 25,000 founder shares to the Company for no consideration, as a result of which the Sponsor holds an aggregate of 10,254,000 founder shares. All share and per-share data have been retrospectively presented. Up to 1,305,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,305,000 founder shares are no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

On February 2, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2026, the Company had borrowed $175,000 under the promissory note. Subsequently on July 2, 2026, the Company repaid the total outstanding borrowings under the promissory note amounting to $175,000. Borrowing against the promissory note is no longer available.

Advances from Related Party

As of June 30, 2026, the Company had $1,934 of advances from related party for expenses paid on the Company’s behalf. On July 21, 2026, the Company repaid the outstanding advances in full. As of September 30, 2026, there were no advances from related party outstanding.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on June 30, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2026 and for the period from January 27, 2026 (inception) through September 30, 2026, the Company incurred $90,000, of which $30,000 was included in accrued expenses on the accompanying unaudited condensed balance sheet.

Service Agreement

The Company has agreed, commencing on June 30, 2026, the effective date of the Initial Public Offering, through the earlier of the Company’s consummation of an initial Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. As of September 30, 2026, the Company incurred $37,500, of which $12,500 was included in accrued expenses on the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Registration Rights

The holders of the founder shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor Fitzgerald & Co. may participate in a demand and piggyback registration only during the five and seven-year period, respectively, from the commencement of sales of the Initial Public Offering and Cantor Fitzgerald & Co. may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 747,000 Class A ordinary shares issued and outstanding, excluding the 30,015,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 10,254,000 Class B ordinary shares issued and outstanding.

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

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Cash and securities held in Trust Account	1	$302,719,684

Investments held in the Trust Account are classified within Level 1 of the fair value hierarchy because they consist of money market funds valued using quoted prices in active markets. There were no transfers between levels of the fair value hierarchy during the period from January 27, 2026 (inception) through September 30, 2026.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

OSPREY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As of July 2, 2026, the fair value of the Public Warrants was $5,202,600 or $0.52 per Public Warrant. The fair value of the Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

July 2, 2026
Expected term to de-SPAC (years)	2.0
Probability of de-SPAC and market adjustment	30.0%
Risk-free rate (continuous)	4.30%
Implied Class A share price	$9.83
Exercise price	$11.50
Simulation term (years)	7.0
Selected volatility	22.50%
Redemption trigger price	$18.00

Note 9 — Segment Information

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

September 30, 2026
Cash	$1,221,617
Cash and securities held in Trust Account	$302,719,684

	For the Three Months Ended September 30,	For the Period from January 27, 2026 (Inception) Through September 30,
	2026	2026
General and administrative costs	$271,302	$380,572
Interest earned on cash and securities held in Trust Account	$2,569,684	$2,569,684

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 27, 2026 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,298,382, which consisted of interest earned on cash and securities held in the Trust Account of $2,569,684, offset by general and administrative costs of $271,302.

For the period from January 27, 2026 (inception) through September 30, 2026, we had net income of $2,189,112, which consisted of interest earned on cash and securities held in the Trust Account of $2,569,684, offset by general and administrative costs of $380,572.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity were a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares, loans from the Sponsor under an unsecured promissory note and advances from a related party. As of September 30, 2026, we had $1,221,617 in cash and a working capital surplus of $1,237,375.

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

For the period from January 27, 2026 (inception) through September 30, 2026, net cash used in operating activities was $542,909. Net income of $2,189,112 was affected by payment of general and administrative costs through promissory note – related party of $7,398, payment of general and administrative costs through issuance of Class B ordinary shares of $10,000, payment of general and administrative costs through advances from related party of $1,934 and interest earned on cash and securities held in the Trust Account of $2,569,684. Changes in operating assets and liabilities used $181,669 of cash for operating activities.

For the period from January 27, 2026 (inception) through September 30, 2026, net cash used in investing activities was $300,150,000, which consisted of the investment of cash into the Trust Account.

For the period from January 27, 2026 (inception) through September 30, 2026, net cash provided by financing activities was $301,914,526, which consists of proceeds from sale of Units, net of underwriting discounts paid of $294,930,000, proceeds from sale of Private Placement Units of $7,470,000, proceeds from promissory note – related party of $164,580, partially offset by repayment of promissory note of $175,000, repayment of advances from related party of $1,934 and payment of deferred offering costs of $473,120.

As of September 30, 2026, we had cash and securities held in the Trust Account of $302,719,684, consisting of U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest earned on the funds held in the Trust Account for permitted withdrawals, which consist of amounts to fund our working capital requirements, subject to an annual limit of $250,000 (with an overall limit of $500,000), and to pay our taxes, other than excise taxes, if any. Permitted withdrawals may only be made from interest and not from the principal held in the Trust Account. As of September 30, 2026, we had not made any permitted withdrawals from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,221,617. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 30, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2026, $30,000 has been accrued for these services.

Service Agreement

The Company has agreed, commencing on June 30, 2026, the effective date of the Initial Public Offering, through the earlier of the Company’s consummation of an initial Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. As of September 30, 2026, $12,500 has been accrued for these services.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of the date of the Initial Public Offering, management used valuation to determine the fair value of the Public Warrants issued in the Initial Public Offering. We consider the valuation of the Public Warrants at the closing of the Initial Public Offering to be a critical accounting estimate. The fair value was determined using a Monte Carlo simulation model, which is considered a Level 3 fair value measurement because it relies on significant unobservable inputs. Because the Public Warrants are classified in equity and are not remeasured after issuance, the estimate affected only the initial allocation of proceeds and offering costs between the Class A ordinary shares subject to possible redemption and shareholders’ deficit, and will not affect our future results of operations.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheet.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report, September 30, 2026.

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

On July 2, 2026, we consummated the Initial Public Offering of 30,015,000 Units including 3,915,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300,150,000. Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-296787). The SEC declared the registration statement effective on June 30, 2026.

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

OSPREY ACQUISITION CORP. III

Date: November 6, 2026	By:	/s/ David Heikkinen
	Name:	David Heikkinen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Thomas C. Elliott
	Name:	Thomas C. Elliott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)